Form 10-Q
period 2025-06-30
Kochav Defense Acquisition Corp.
filed 2025-08-14
CIK 2053799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one Right	KCHVU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	KCHV	The Nasdaq Stock Market LLC
Rights, each Right entitling the holder to receive one-seventh (1/7) of one Class A Ordinary Share upon the consummation of a Business Combination	KCHVR	The Nasdaq Stock Market LLC

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

As of August 14, 2025, there were 25,824,050 Class A Ordinary Shares, par value $0.0001 per share, and 8,433,333 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

KOCHAV DEFENSE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information.	1
Item 1. Financial Statements.	1
Unaudited Condensed Balance Sheet as of June 30, 2025	1
Unaudited Condensed Statements of Operations for the Three Months Ended June 30, 2025 and for the Period from January 7, 2025 (Inception) Through June 30, 2025	2
Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the Three Months Ended June 30, 2025 and for the Period from January 7, 2025 (Inception) Through June 30, 2025	3
Unaudited Condensed Statement of Cash Flows for the Period from January 7, 2025 (Inception) Through June 30, 2025	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	21
Item 4. Controls and Procedures.	21
Part II. Other Information	22
Item 1. Legal Proceedings.	22
Item 1A. Risk Factors.	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	24
Item 3. Defaults Upon Senior Securities.	25
Item 4. Mine Safety Disclosures.	25
Item 5. Other Information.	25
Item 6. Exhibits.	26
Signatures	27

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated May 27, 2025, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the (i) 18-month period, from the closing of the Initial Public Offering (as defined below) to November 29, 2026 or (ii) up to 24-month period from the closing of the Initial Public Offering to May 29, 2027 if we extend the Combination Period as fully described herein, or such earlier date as determined by the Board, that we have to consummate an initial Business Combination; provided that the Combination Period may be further extended pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Kochav Defense Acquisition Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Public Rights (as defined below);

●	“Deferred Fee” are to the additional fee of $6,957,500 to which the underwriters to the Initial Public Offering are entitled that is payable only upon our completion of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on May 29, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on January 23, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on April 25, 2025, as amended, and declared effective on May 27, 2025 (File No. 333-286759);

●	“Letter Agreement” are to the Letter Agreement, dated May 27, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to the Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together, our ordinary shares, par value $0.0001 per share;

●	“Option Units” are to the 3,300,000 units that were purchased by the underwriters of the Initial Public Offering pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Over-Allotment Option” are to the 45-day option that the underwriters of the Initial Public Offering had to purchase up to an additional 3,300,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Rights” are to the rights included within the Private Placement Units (as defined below) purchased by our Sponsor in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor in the Private Placement;

●	“Private Placement Units Purchase Agreement” are to the Private Placement Units Purchase Agreement, dated May 27, 2025, which we entered into with our Sponsor;

●	“Public Rights” are to the rights sold as part of the Public Units (as defined below), which grant the holder the right to receive one-seventh (1/7) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated May 27, 2025, which we entered into with the Sponsor and the holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025;

●	“SAP” are to SPAC Advisory Partners, LLC, a division of Kingswood Capital Partners, LLC, the representative of the underwriters in our Initial Public Offering;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Kochav Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $253,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated May 27, 2025, which we entered into with SAP, as the representative of the underwriters in the Initial Public Offering;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

KOCHAV DEFENSE ACQUISITION CORP.

CONDENSED BALANCE SHEET

JUNE 30, 2025

(UNAUDITED)

Assets:
Current Assets
Cash	$927,014
Due from Sponsor	27,100
Prepaid expenses	119,433
Total current assets	1,073,547
Long-term prepaid insurance	67,264
Investments held in Trust Account	253,919,363
Total Assets	$255,060,174

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accrued offering costs	$85,000
Total current liabilities	85,000
Deferred underwriting fee payable	6,957,500
Total Liabilities	7,042,500

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 25,300,000 shares at a redemption value of $10.04 per share	253,919,363

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 524,050 issued and outstanding, excluding 25,300,000 shares subject to possible redemption	52
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 8,433,333 shares issued and outstanding (1) (2)	844
Additional paid-in capital	―
Accumulated deficit	(5,902,585)
Total Shareholders’ Deficit	(5,901,689)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$255,060,174

(1)	Includes up to 1,100,000 Class B Ordinary Shares that were subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the underwriters (see Note 5). On May 29, 2025, the Company consummated the Initial Public Offering of 25,300,000 Public Units at $10.00 per Public Unit, which included the full exercise of the Over-Allotment Option; consequently, such 1,100,000 Founder Shares are no longer subject to forfeiture.
(2)	On April 3, 2025, the Company issued an additional 4,598,333 Founder Shares to the Sponsor in a share capitalization, resulting in the Sponsor holding an aggregate of 8,433,333 Founder Shares.

The accompanying notes are an integral part of the unaudited condensed financial statements.

KOCHAV DEFENSE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2025	For the Period from January 7, 2025 (Inception) Through June 30, 2025
General and administrative costs	$124,718	$146,480
Loss from Operations	(124,718)	(146,480)

Other income:
Interest earned in operating account	3,558	3,558
Dividends earned on investments held in Trust Account	919,363	919,363
Total other income	922,921	922,921

Net income	$798,203	$776,441

Weighted average Redeemable Class A Ordinary Shares outstanding – Basic and Diluted	8,896,703	4,770,857
Basic net income per Redeemable Class A Ordinary Share	$0.05	$0.06
Weighted average Non-redeemable Class A and Class B Ordinary Shares outstanding – Basic	7,922,274	7,639,582
Basic net income per Non-redeemable Class A and Class B Ordinary Shares	$0.05	$0.06
Weighted average Non-redeemable Class A and Class B Ordinary Shares outstanding – Diluted	8,623,373	8,532,154
Diluted net income per Non-redeemable Class A and Class B Ordinary Shares	$0.05	$0.06

(1)	Includes up to 1,100,000 Class B Ordinary Shares that were subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the underwriters (see Note 5). On May 29, 2025, the Company consummated the Initial Public Offering of 25,300,000 Public Units at $10.00 per Public Unit, which included the full exercise of the Over-Allotment Option; consequently, such 1,100,000 Founder Shares are no longer subject to forfeiture.
(2)	On April 3, 2025, the Company issued an additional 4,598,333 Founder Shares to the Sponsor in a share capitalization, resulting in the Sponsor holding an aggregate of 8,433,333 Founder Shares.

The accompanying notes are an integral part of the unaudited condensed financial statements.

KOCHAV DEFENSE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND FOR THE PERIOD

FROM JANUARY 7, 2025 (INCEPTION) THROUGH JUNE 30, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 7, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary Shares to Sponsor(1) (2)	—	—	8,433,333	844	24,156	—	25,000

Net loss	—	—	—	—	—	(21,762)	(21,762)

Balance – March 31, 2025	—	—	8,433,333	844	24,156	(21,762)	3,238

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	(10,333,156)	(6,679,026)	(17,012,182)

Sale of Private Placement Units	524,050	52	—	—	5,240,448	—	5,240,448

Fair value of Public Rights	—	—	—	—	5,313,000	—	5,313,000

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(244,448)	—	(244,448)

Net income	—	—	—	—	—	798,203	798,203

Balance – June 30, 2025	524,050	$52	8,433,333	$844	$—	$(5,902,585)	$(5,901,689)

(1)	Includes up to 1,100,000 Class B Ordinary Shares that were subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the underwriters (see Note 5). On May 29, 2025, the Company consummated the Initial Public Offering of 25,300,000 Public Units at $10.00 per Public Unit, which included the full exercise of the Over-Allotment Option; consequently, such 1,100,000 Founder Shares are no longer subject to forfeiture.
(2)	On April 3, 2025, the Company issued an additional 4,598,333 Founder Shares to the Sponsor in a share capitalization, resulting in the Sponsor holding an aggregate of 8,433,333 Founder Shares.

The accompanying notes are an integral part of the unaudited condensed financial statements.

KOCHAV DEFENSE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 7, 2025 (INCEPTION) THROUGH JUNE 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$776,441
Adjustments to reconcile net income to net cash used in operating activities:
Operating costs paid through IPO Promissory Note– related party	53,945
Dividends earned on investments held in Trust Account	(919,363)
Changes in operating assets and liabilities:
Prepaid expenses	(183,998)
Net cash used in operating activities	(272,975)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(253,000,000)
Net cash used in investing activities	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	249,584,500
Proceeds from sale of Private Placement Units	5,240,500
Proceeds from IPO Promissory Note	117,300
Repayment of IPO Promissory Note	(374,794)
Payment of offering costs	(367,517)
Net cash provided by financing activities	254,199,989

Net Change in Cash	927,014
Cash – Beginning of period	—
Cash – End of period	$927,014

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$85,000
Deferred offering costs paid through IPO Promissory Note - related party	$173,750
Prepaid expenses paid in exchange for the issuance of Class B Ordinary Shares	$25,000
Prepaid expenses paid through IPO Promissory Note – related party	$2,699
Deferred offering costs charged to additional paid-in capital	$651,267
Netting of amount due to and due from Sponsor	$274,794
Deferred underwriting fee payable	$6,957,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from January 7, 2025 (inception) through June 30, 2025, relates to the Company’s formation and the Initial Public Offering (as defined below) and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31, as its fiscal year end.

The Company’s sponsor is Kochav Sponsor LLC (the “Sponsor”).

The Registration Statement on Form S-1 for the Company’s Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 25, 2025, as amended (File No. 333-286759) was declared effective on May 27, 2025 (the “IPO Registration Statement”). On May 29, 2025, the Company consummated the Initial Public Offering of 25,300,000 units (the “Public Units”) at $10.00 per Public Unit, which includes the full exercise of the Over-Allotment Option (as defined in Note 6) of 3,300,000 units (the “Option Units”), generating gross proceeds of $253,000,000 (the “Initial Public Offering”), as discussed in Note 3. Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one right to receive one seventh (1/7) of a Class A Ordinary Share upon the consummation of an initial Business Combination (the “Public Rights”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 524,050 units (the “Private Placement Units” and together with the Public Units, the “Units”) to the Sponsor at a price of $10.00 per Private Placement Unit, or $5,240,500 in the aggregate (the “Private Placement”), as discussed in Note 4. Each Private Placement Unit consists of one Class A Ordinary Share (the “Private Placement Shares”) and one right to receive one-seventh (1/7) of one Class A Ordinary Share upon the consummation of an initial Business Combination (the “Private Placement Rights” and together with the Public Rights the “Rights”)

Transaction costs amounted to $11,024,267, consisting of $3,415,500 of cash underwriting fees, $6,957,500 of Deferred Fee (as defined in Note 6) and $651,267 of other offering costs.

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of Deferred Fee payable held and taxes payable on the income earned on the Trust Account, if any) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Upon the closing of the Initial Public Offering, on May 29, 2025, an amount of $253,000,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement, was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, and may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the Company’s management team’s (“Management”) ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except for the withdrawal of interest to pay taxes, if any, other than excise taxes, if any, and up to $100,000 to pay dissolution expenses, as applicable, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination; (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by (x) November 29, 2026, which the Company may, at the Sponsor’s option, extend two times, each by an additional three (3) months, without shareholder approval, for a total of 24 months, from the closing of the Initial Public Offering, or May 29, 2027, or (y) by such earlier liquidation date as the Company’s board of directors may approve (the “Combination Period”), subject to applicable law; or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes, if any, payable and up to $100,000 of interest income to pay dissolution expenses as applicable, if any), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is valued at $10.04 per Public Share as of June 30, 2025.

The Ordinary Shares (as defined in Note 2) subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Combination Period to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Combination Period, the Company will as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable, if any, and up to $100,000 of interest to pay dissolution expenses as applicable, if any), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

The Sponsor, and the Company’s officers and directors have entered into a letter agreement with the Company, dated May 27, 2025 (the “Letter Agreement”), pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5), Private Placement Shares and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iii) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the Trust Account assets, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2025 had been satisfied through the loan under the IPO Promissory Note (as defined in Note 5) from the Sponsor of up to $300,000 (see Note 5). As of June 30, 2025, the Company had $927,014 of cash and working capital surplus of $988,547.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such Working Capital Loans at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2025, the Company had no borrowings under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that post closing of the Initial Public Offering and Private Placement, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the accompanying unaudited condensed financial statements.

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in the accompanying unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statement, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 14, 2025. The interim results for the three months ended June 30, 2025, and for the period from January 7, 2025 (inception) through June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited condensed financial statements with another public company that is neither an (i) emerging growth company nor (ii) an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Deferred Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Rights and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Public Rights were charged to shareholders’ deficit. After Management’s evaluation, the Public Rights included in the Public Units were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to its short-term nature.

Investments Held in Trust Account

At June 30, 2025, investments held in the Trust Account were held in mutual funds that are invested primarily in money market funds. Investments held in the Trust Account are classified as trading securities. Trading securities are presented on the accompanying unaudited condensed balance sheet at fair value at the end of the reporting period. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Netting of Financial Instruments

The Company’s policy is to offset financial assets and financial liabilities in accordance with FASB ASC Topic 210, “Balance Sheet Offsetting” which permits offsetting when the following condition exist, 1) each of two parties owes the other determinable amounts, 2) the reporting party has the right to set off the amount owed with the amount owed by the other party, 3) the reporting party intends to set off, and 4) the right of setoff is enforceable at law. As such, the Company reports amount Due to Sponsor and Due from Sponsor as a net amount on the accompanying unaudited condensed balance sheet.

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Net Income per Ordinary Share

Net income per Ordinary Share is computed by dividing net loss by the weighted average number of Ordinary Shares outstanding during the period, excluding Ordinary Shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,100,000 of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”) that would have been subject to forfeiture had the Over-Allotment Option not been exercised. At June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company. As a result, diluted income per Ordinary Share is the same as basic income per Ordinary Share for the period presented.

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued by multiplying the marketable value per Founder Share by the probability of successfully closing an initial Business Combination. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the accompanying unaudited condensed statements of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at June 30, 2025, Class A Ordinary Shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying unaudited condensed balance sheet. At June 30, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying unaudited condensed balance sheet is reconciled in the following table:

	Shares	Amount
Gross proceeds	25,300,000	$253,000,000
Less:
Proceeds allocated to Rights		(5,313,000)
Class A Ordinary Shares issuance costs		(10,779,819)
Plus:
Accretion of Class A Ordinary Shares to redemption amount		17,012,182
Class A Ordinary Shares subject to possible redemption, June 30, 2025	25,300,000	$253,919,363

Public Rights

The Company accounted for the Rights issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Public Rights under equity treatment at their assigned values. There are 25,300,000 Public Rights and 524,050 Private Placement Rights outstanding as of June 30, 2025.

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of Ordinary Shares, Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of Ordinary Shares. This presentation assumes an initial Business Combination as the most likely outcome. Net income per Ordinary Share is calculated by dividing the net income by the weighted average Ordinary Shares outstanding for the respective period.

At June 30, 2025, the calculation of diluted net income does not consider the effect of the Rights in the calculation of diluted income per Ordinary Share because their exercise is contingent upon future events. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value. At June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per Ordinary Share for each class of Ordinary Share:

	For the Three Months Ended June 30, 2025		For the Period from January 7, 2025 (Inception) Through June 30, 2025
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Basic net income per Ordinary Share
Numerator:
Allocation of net income	$422,224	$375,979	$298,482	$477,959
Denominator:
Basic weighted average Ordinary Shares outstanding	8,896,703	7,922,274	4,770,857	7,639,582
Basic net income per Ordinary Share	$0.05	$0.05	$0.06	$0.06

	For the Three Months Ended June 30, 2025		For the Period from January 7, 2025 (Inception) Through June 30, 2025
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Diluted net income per Ordinary Share
Numerator:
Allocation of net income	$405,328	$392,875	$278,455	$497,986
Denominator:
Diluted weighted average Ordinary Shares outstanding	8,896,703	8,623,373	4,770,857	8,532,154
Diluted net income per Ordinary Share	$0.05	$0.05	$0.06	$0.06

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by FASB ASC Topic 280, “Segment Reporting,” (“ASC 280”) in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 7, 2025 (inception).

Management does not believe that any other issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On May 29, 2025, the Company sold 25,300,000 Public Units (including 3,300,000 Option Units issued pursuant to the full exercise by the underwriters of their Over-Allotment Option) at a purchase price of $10.00 per Public Unit. Each Public Unit had an offering price of $10.00 and consists of one Public Share and one Public Right

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 524,050 Private Placement Units at a price of $10.00 per Private Placement Unit. Each Private Placement Unit consists of one Private Placement Share and one Private Placement Right. The Private Placement Units are identical to the Public Units, subject to certain limited exceptions.

If the initial Business Combination is not completed within the Combination Period, the proceeds from the Private Placement held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 7, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.007 per share, for which the Company issued 3,835,000 Class B Ordinary Shares, to the Sponsor (the “Founder Shares”). On April 3, 2025, the Company issued an additional 4,598,333 Founder Shares to the Sponsor in a share capitalization, resulting in the Sponsor holding an aggregate of 8,433,333 Founder Shares. As a result, the Sponsor paid approximately $0.003 per Founder Share. Up to 1,100,000 of the Founder Shares were subject to surrender by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option was exercised. As a result of the full exercise of the Over-Allotment Option by the underwriters at the closing of the Initial Public Offering, such 1,100,000 Founder Shares are no longer subject to forfeiture.

On May 6, 2025, the Sponsor granted membership interests equivalent to an aggregate of 60,000 Founder Shares (20,000 Founder Shares each) to the three independent directors of the Company in exchange for their services as independent directors through the initial Business Combination. In addition, on May 6, 2025, the Sponsor granted membership interests equivalent to 10,000 Founder Shares to the Chief Financial Officer in exchange for services through the initial Business Combination. The Founder Shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests is no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the Founder Shares to the holders of such interests are within the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 70,000 Founder Shares represented by such membership interests assigned to the holders of such interests on May 6, 2025 was $102,521, or $1.465 per share. The membership interests were assigned subject to a performance condition (i.e., providing services through the Business Combination). Share-based compensation will be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. The Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

The Founder Shares are designated as Class B Ordinary Shares and, except as described below, are identical to the Class A Ordinary Shares included in the Public Units, and holders of Founder Shares have the same shareholder rights as Public Shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights; (iii) the Sponsor, officers and directors have agreed to certain restrictions on any Founder Shares they hold pursuant to the Letter Agreement (see Note 1), (iv) the Founder Shares are automatically convertible into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Amended and Restated Articles, and (v) prior to the closing of the initial Business Combination, only holders of the Class B Ordinary Shares are entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

IPO Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to an unsecured promissory note (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. The Company borrowed $207,494 under the IPO Promissory Note and repaid the full amount of $207,494 on June 2, 2025. As of June 30, 2025, borrowings under the IPO Promissory Note are no longer available.

Administrative Services Agreement

Commencing on the date the securities of the Company were first listed, May 28, 2025, the Company entered into an agreement with the Sponsor to pay an aggregate of $22,900 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three months ended June 30, 2025 and for the period from January 7, 2025 (inception) through June 30, 2025, $22,900 was incurred in this service and was netted with an amount due from Sponsor on the accompanying condensed unaudited condensed balance sheet.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of June 30, 2025, no such Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES RISKS AND UNCERTAINTIES

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Registration Rights

The holders of Founder Shares, Private Placement Units (and their underlying securities) and units (and their underlying securities) that may be issued upon conversion of Working Capital Loans, if any, and any Class A Ordinary Shares issuable upon conversion of the Founder Shares and any Class A Ordinary Shares held by the Company’s initial shareholders at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, are entitled to registration rights. These holders are entitled to make up to three demands, excluding short form demands, and have piggyback registration rights. SPAC Advisory Partners LLC, a division of Kingswood Capital Partners, LLC, the representative of the underwriters (“SAP”), may only make a demand on one occasion and only during the five-year period beginning on May 27, 2025. In addition, SAP may participate in a piggyback registration only during the seven-year period beginning on May 27, 2025. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,300,000 Option Units to cover over-allotments, if any (the “Over-Allotment Option”). On May 29, 2025, the underwriters elected to fully exercise the Over-Allotment Option to purchase an additional 3,300,000 Option Units at a price of $10.00 per Option Unit.

The underwriters were entitled to a cash underwriting discount of 1.35% of the gross proceeds of the Initial Public Offering, $3,415,500 (including the underwriters’ full exercise of the Over-Allotment Option), which was paid upon the closing of the Initial Public Offering.

Additionally, the underwriters are entitled to a deferred underwriting discount of 2.75% of the gross proceeds of the Initial Public Offering, or $6,957,500 (including the underwriters’ full exercise of the Over-Allotment Option), payable upon the closing of an initial Business Combination (the “Deferred Fee”). Of such Deferred Fee, 1.20% will be paid in cash calculated based on the total gross proceeds raised in the Initial Public Offering, and 1.55% will be paid in cash calculated based on the total capital remaining in the Trust Account following all properly submitted redemptions in connection with the consummation of the initial Business Combination.

NOTE 7. SHAREHOLDER’S DEFICIT

Preference Shares

The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of June 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 200,000,000 Class A Ordinary Shares. As of June 30, 2025, there were 524,050 Class A Ordinary Shares issued and outstanding, excluding 25,300,000 Public Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 20,000,000 Class B Ordinary Shares. As of June 30, 2025, there were 8,433,333 Class B Ordinary Shares issued and outstanding.

The Founder Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Ordinary Shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the Over-Allotment Option and excluding the securities underlying the Private Placement Units issued to the Sponsor), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to the officers or directors of the Company upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A Ordinary Shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Holders of record of the Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (As Revised) of the Cayman Islands or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by our shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting (a “Special Resolution”), and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following an initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares have the right to vote on (i) the appointment and removal of directors and (ii) continuing the company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A Ordinary Shares are not entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a Special Resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Right will automatically receive one seventh (1/7) of one Class A Ordinary Share upon consummation of the initial Business Combination. In the event the Company is not the surviving Company upon completion of the initial Business Combination, each holder of a Right will be required to affirmatively convert its Rights in order to receive the one seventh (1/7) of one Class A Ordinary Share underlying each Right upon consummation of the Business Combination. The Company will not issue fractional shares in connection with an exchange of Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. As a result, holders of Rights must hold Rights in multiples of seven in order to receive shares for all of the Rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights and the Rights will expire worthless.

Note 8 — Fair Value Measurements

“Fair value” is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	“Level 1”, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	“Level 2”, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	“Level 3”, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

At June 30, 2025, investments held in the Trust Account were held in mutual funds that are invested primarily in money market funds. Investments held in the Trust Account are classified as trading securities. Trading securities are presented on the accompanying unaudited condensed balance sheets at fair value at the end of the reporting period. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2025
Investments held in Trust Account	1	$253,919,363

At May 29, 2025, the fair value of the Rights was $5,313,000 or $0.21 per Right. The Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The Rights were classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs inherent in assumptions related to the market adjustments as noted below. The following table presents the quantitative information regarding market assumptions used in the valuation of the Rights:

May 29, 2025
Trade price of Unit	$9.99
Stock price	$9.78
Market adjustment (1)	15%
Fair value per Right	$0.21

(1)	Market adjustment reflects additional factors not fully captured by low volatility selection, which may include likelihood of a Business Combination occurring, market perception of lack of available or suitable targets, or possible post-acquisition decline of stock price prior to beginning of the exercise period. The adjustment is determined by comparing traded right prices to simulated model outputs.

 NOTE 9. SEGMENT INFORMATION

ASC 280 establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. “Operating segments” are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by a company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that there is only one reportable segment.

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the accompanying unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the accompanying unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

June 30, 2025
Investments held in Trust Account	$253,919,363
Cash	$927,014

	For the Three Months Ended June 30, 2025	For the Period from January 7, 2025 (Inception) Through June 30, 2025
General and administrative costs	$124,718	$146,480
Dividends earned on investments held in Trust Account	$919,363	$919,363

The key metrics included in segment profit or loss reviewed by the CODM are dividends earned on investments held in Trust Account and general and administrative costs. The CODM reviews dividends earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated May 27, 2025, by and between the Company and Continental. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying unaudited condensed balance sheet date through the date that the accompanying unaudited condensed financial statements was issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On July 16, 2025, the Company announced that, commencing on July 21, 2025, the holders of Public Units may elect to separately trade the Public Shares and the Public Rights. Any Public Units not separated will continue to trade on the Global Market tier of The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “KCHVU.” The Public Shares and the Public Rights now trade on the Global Market tier of the Nasdaq under the symbols “KCHV” and “KCHVR,” respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a blank check company incorporated in the Cayman Islands on January 7, 2025 formed for the purpose of effecting a Business Combination. The Company may pursue an acquisition opportunity in any business or industry. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the Private Placement, our securities, debt or a combination of cash, securities and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since January 7, 2025 (inception) through June 30, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net income of $798,203, which consisted of interest earned in operating account of $3,558 and dividends earned on investments held in Trust Account of $919,363, partially offset by general and administrative costs of $124,718.

For the period from January 7, 2025 (inception) through June 30, 2025, we had a net income of $776,441, which consisted of interest earned in operating account of $3,558 and dividends earned on investments held in Trust Account of $919,363, partially offset by general and administrative costs of $146,480.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B Ordinary Shares by the Sponsor and loans from the Sponsor pursuant to the IPO Promissory Note.

On May 29, 2025, we consummated the Initial Public Offering of 25,300,000 Public Units at $10.00 per Public Unit, including the exercise in full by the underwriters of their Over-Allotment Option in the amount of 3,300,000 Option Units, at $10.00 per Public Unit, generating gross proceeds of $253,000,000. he Public Units consist of one Public Share and one Public Right. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 524,050 Private Placement Units at a price of $10.00 per Private Placement Unit, to the Sponsor, generating gross proceeds of $5,240,500. Each Private Placement Unit consist of one Private Placement Share and one Private Placement Right.

Following the Initial Public Offering, the full exercise of the Over-Allotment Option, and the Private Placement, a total of $253,000,000 was placed in the Trust Account. We incurred costs of $11,024,267, consisting of $3,415,500 of cash underwriting fee, $6,957,500 of Deferred Fee and $651,267 of other offering costs.

For the period from January 7, 2025 (inception) through June 30, 2025, cash used in operating activities was $272,975. Net income of $776,441 was effected by dividends earned on investments held in Trust Account of $919,363 and payment of operation costs through the IPO Promissory Note of $53,945. Changes in operating assets and liabilities provided $183,998 of cash for operating activities.

The Sponsor agreed to loan us an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to the IPO Promissory Note. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. As of June 30, 2025, we borrowed $207,494 under the IPO Promissory Note. Subsequently, we borrowed an aggregate total of $207,494 and repaid the full amount of $207,494 on June 2, 2025. Borrowings under the IPO Promissory Note are no longer available.

We intend to use substantially all of the investments held in the Trust Account, including any amounts representing dividends earned on the Trust Account (less income taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete a Business Combination, we would repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2025, we had no borrowings under any Working Capital Loans.

As of June 30, 2025, the Company had $927,014 of cash and working capital surplus of $988,547. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

 We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as set forth below.

Administrative Services Agreement

Commencing on May 28, 2025, we entered into the Administrative Services Agreement with the Sponsor to pay an aggregate of $22,900 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or our liquidation. For the period from January 7, 2025 (inception) through June 30, 2025, $22,900 was incurred in this service and was netted with an amount due from the Sponsor.

Underwriting Agreement

The underwriters of the Initial Public Offering had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,300,000 Option Units to cover over-allotments, if any. On May 29, 2025, the underwriters elected to fully exercise the Over-Allotment Option to purchase an additional 3,300,000 Option Units at a price of $10.00 per Option Unit.

The underwriters were entitled to a cash underwriting discount of 1.35% of the gross proceeds of the Initial Public Offering, $3,415,500 (including the underwriters’ full exercise of the Over-Allotment Option), which was paid upon the closing of the Initial Public Offering.

Additionally, the underwriters are entitled to the Deferred Fee of 2.75% of the gross proceeds of the Initial Public Offering, or $6,957,500 (including the underwriters’ full exercise of the Over-Allotment Option), payable upon the closing of an initial Business Combination. Of such Deferred Fee, 1.20% will be paid in cash calculated based on the total gross proceeds raised in the Initial Public Offering, and 1.55% will be paid in cash calculated based on the total capital remaining in the Trust Account following all properly submitted redemptions in connection with the consummation of the initial Business Combination.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements included in this Report under Item 1. “Financial Statements”, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2025, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

Not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below see the section titled “Risk Factors” contained in our IPO Registration Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We may seek to extend the Combination Period, which could reduce the amount held in our Trust Account and have adverse effects on our Company.

If we are unable to consummate our initial Business Combination on or before May 29, 2027 (if we extend the Combination Period pursuant to our Amended and Restatement Articles), we may seek shareholder approval to further extend the Combination Period by amending our Amended and Restated Articles. In such event, our Public Shareholders will be provided the opportunity to have all or a portion of their Public Shares redeemed. Any redemptions will reduce the amount held in our Trust Account, the effect of which may adversely affect our ability to consummate our initial Business Combination and may also impair our ability to maintain our Nasdaq listing.

We anticipate that our securities will be suspended from trading on Nasdaq and delisted if we do not consummate our initial Business Combination by May 27, 2028. Any trading suspension or delisting could have a material adverse effect on the trading of our securities and may adversely affect our ability to consummate an initial Business Combination.

Our IPO Registration Statement was declared effective by the SEC on May 27, 2025 and our securities are currently listed on the Global Market tier of Nasdaq. Pursuant to our Amended and Restated Articles, we have until May 29, 2027 to consummate our initial Business Combination, if we use the extension of the Combination Period available to us pursuant to our Amended and Restated Articles.

Under the Nasdaq Rules, a SPAC’s Nasdaq-listed securities will be immediately suspended from trading if the SPAC does not meet the Nasdaq 36-Month Requirement, and Nasdaq will, at such point, commence delisting procedures. Although a SPAC can request a hearing before the hearing panel of Nasdaq (the “Hearing Panel”), the scope of the Hearing Panel’s review is limited. If a SPAC completes a Business Combination after receiving a delisting determination by the staff of the Listing Qualifications Department of Nasdaq (a “Staff Delisting Determination”) and/or demonstrates compliance with all applicable initial listing requirements, the combined company can apply to list its securities on Nasdaq pursuant to the normal application review process. The Nasdaq Rules contain a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the Nasdaq 36-Month Requirement.

Accordingly, were we to amend our Amended and Restated Articles to extend the date by which we are permitted to consummate our initial Business Combination, we would still need to consummate our initial Business Combination on or prior to May 27, 2028 in order to avoid a suspension of our securities from trading on and delisting from Nasdaq. If Nasdaq were to suspend our securities from trading and delist our securities, our securities could potentially be quoted on an over-the-counter market. Even if our securities are then quoted on an over-the-counter market, our Nasdaq suspension and delisting could have significant material adverse consequences, including:

●	making our securities appear to be less attractive to potential target companies than the securities of an exchange listed SPAC;

●	limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	the possibility that our Class A Ordinary Shares would be deemed “penny stock,” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	limited news and analyst coverage; and

●	decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from Nasdaq, trading in our securities, and offers and sales of our securities by us, may be subject to state securities regulation and additional compliance costs.

The share price of the post-Business Combination company may be less than the Redemption Price (as defined below) of our Public Shares.

Each Public Unit sold in our Initial Public Offering at an offering price of $10.00 per Public Unit consisted of one Public Share and one Public Right. Of the proceeds we received from the Initial Public Offering and the Private Placement, $253,000,000 was placed in our Trust Account. We will provide our Public Shareholders the opportunity to redeem all or a portion of their Public Shares in connection with the completion of our initial Business Combination, and potentially upon the occurrence of certain other events prior to our initial Business Combination. We expect that the pro rata redemption price in any redemption will be approximately $10.04 per Public Share as of June 30, 2024 (before taxes payable, if any, and such amount, the “Redemption Price”), representing a pro rata portion of our Trust Account without taking into account any interest or other income earned on such funds (less any withdrawals from such interest or income for taxes paid), although the Redemption Price may be less in certain circumstances. As a result, Public Shareholders who own our Public Shares on a redemption date can anticipate receiving the Redemption Price in connection with a redemption for each Public Share that they choose to redeem.

There can be no assurance that, after our initial Business Combination, our Public Shareholders would be able to sell their shares in the post-Business Combination company for the Redemption Price, or any higher price. We have not, as yet, identified a target and are therefore unable to provide any assurances as to its financial condition, business prospects or potential risks. It is therefore possible that the share price of the post-Business Combination company may decline below the Redemption Price. In recent years, the share prices of many post-Business Combination companies have fallen following a Business Combination. As a result, if our Public Shareholders continue to hold shares in the post-Business Combination company following our initial Business Combination, we cannot assure our shareholders that the trading price of such shares will be greater than the Redemption Price.

Certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval.

Certain of the agreements related to the Initial Public Offering to which we are a party may be amended, or their provisions waived, without shareholder approval. Such agreements include the (i) Underwriting Agreement, (ii) the Letter Agreement, (iii) the Registration Rights Agreement, (iii) the Private Placement Units Purchase Agreement and (iv) the Administrative Services Agreement. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, our Letter Agreement and the Underwriting Agreement contain certain lock-up provisions with respect to the Founder Shares and other securities held by our Sponsor, officers and directors, subject to certain exceptions. Amendments or waivers to such agreements would require the consent of the applicable parties thereto and, in certain cases, the consent of the underwriters of the Initial Public Offering. Any such modification, such as an amendment to shorten lock-up restrictions, may benefit our Sponsor, officers and/or directors. Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, although we would not amend lock-up provisions to permit securities held by our Sponsor to be freely sold prior to our initial Business Combination, we may amend such provisions to permit them to be freely sold after the Business Combination earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, conflict in the Middle East, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a Business Combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a Business Combination could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On January 7, 2025, our Sponsor paid $25,000, or approximately $0.007 per share, to cover certain of our offering costs in exchange for 3,835,000 Founder Shares. In April 2025, we issued an additional 4,598,333 Founder Shares to our Sponsor in a share capitalization, resulting in our Sponsor holding an aggregate of 8,433,333 Founder Shares. As a result, our Sponsor paid approximately $0.003 per Founder Share. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such issuances. The Founder Shares are automatically convertible into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of an aggregate of 524,050 Private Placement Units to our Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $5,240,500. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On May 29, 2025, we consummated our Initial Public Offering of 25,300,000 Public Units, including 3,300,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share, and one Public Right, which grants each holder the right to receive one-seventh (1/7) of one Class A Ordinary Share upon the consummation of the Business Combination. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $ $253,000,000. SAP acted as representative of the several underwriters of the Initial Public Offering. Simultaneously with the consummation of our Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the private sale of an aggregate of 524,500 Private Placement Units at a purchase price of $10.00 per Private Placement Unit to our Sponsor generating gross proceeds of $5,240,500.

Following the closing of our Initial Public Offering and the Private Placement, a total of $253,000,000 (which amount includes the Deferred Fee of $6,957,500) was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on the Management Team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

Commencing on July 21, 2025, the holders of Public Units can elect to separately trade the Public Shares and the Public Rights included in the Public Units. Any Public Units not separated will continue to trade on the Global Market tier of Nasdaq under the symbol “KCHVU.” The Public Shares and the Public Rights now trade on the Global Market tier of the Nasdaq under the symbols “KCHV” and “KCHVR,” respectively.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated May 27, 2025, by and between the Company and SPAC Advisory Partners LLC, a division of Kingswood Capital Partners, LLC, as representative of the several underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association of the Company .(1)
10.1	Investment Management Trust Agreement, dated May 27, 2025, by and between the Company and Continental, as trustee. (1)
10.2	Registration Rights Agreement, dated May 27, 2025, by and among the Company and certain security holders. (1)
10.3	Private Placement Units Purchase Agreement, dated May 27, 2025, by and between the Company and the Sponsor. (1)
10.4	Letter Agreement, dated May 27, 2025, by and among the Company, its officers, directors, and the Sponsor. (1)
10.5	Form of Indemnity Agreement. (1)
10.6	Administrative Services Agreement, dated May 27, 2025, by and between the Company and the Sponsor. (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on May 29, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOCHAV DEFENSE ACQUISITION CORP.

Date: August 14, 2025	By:	/s/ Menachem Shalom
	Name:	Menachem Shalom
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Asaf Yarkoni
	Name:	Asaf Yarkoni
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)