Form 10-Q
period 2025-09-30
Kochav Defense Acquisition Corp.
filed 2025-11-12
CIK 2053799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 12, 2025, there were 25,824,050 Class A Ordinary Shares, par value $0.0001 per share, and 8,433,333 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding

KOCHAV DEFENSE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Unaudited Condensed Balance Sheet as of September 30, 2025	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2025 and for the Period from January 7, 2025 (Inception) Through September 30, 2025	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended September 30, 2025 and for the Period from January 7, 2025 (Inception) Through September 30, 2025	3

	Unaudited Condensed Statements of Cash Flows for the Period from January 7, 2025 (Inception) Through September 30, 2025	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	26

Item 4.	Controls and Procedures.	26

PART II – OTHER INFORMATION		27

Item 1.	Legal Proceedings.	27

Item 1A.	Risk Factors.	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27

Item 3.	Defaults Upon Senior Securities.	28

Item 4.	Mine Safety Disclosures.	28

Item 5.	Other Information.	28

Item 6.	Exhibits.	29

SIGNATURES		30

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Q2 Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC (as defined below) on August 14, 2025;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated May 27, 2025, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“CODM” are to the chief operating decision maker;

●	“Combination Period” are to (x) the (i) 18-month period, from the closing of the Initial Public Offering (as defined below) to November 29, 2026 or (ii) up to 24-month period from the closing of the Initial Public Offering to May 29, 2027 if we extend the Combination Period as fully described herein, or such earlier date as determined by the Board, that we have to consummate an initial Business Combination, or (y) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Kochav Defense Acquisition Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“Deferred Fee” are to the additional fee of $6,957,500 to which the Underwriters (as defined below) are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on May 29, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on January 23, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on April 25, 2025, as amended, and declared effective on May 27, 2025 (File No. 333-286759);

●	“Letter Agreement” are to the Letter Agreement, dated May 27, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,300,000 Public Units (as defined below) that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,300,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor in the Private Placement;

●	“Private Placement Units Purchase Agreement” are to the Private Placement Units Purchase Agreement, dated May 27, 2025, which we entered into with our Sponsor;

●	“Public Rights” are to the rights sold as part of the Public Units, which grant the holder the right to receive one-seventh (1/7) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated May 27, 2025, which we entered into with the Sponsor and the holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025;

●	“SAP” are to SPAC Advisory Partners, LLC, a division of Kingswood Capital Partners, LLC, the representative of the Underwriters;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Kochav Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $253,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated May 27, 2025, which we entered into with SAP, as the representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

v

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

KOCHAV DEFENSE ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2025

Assets:
Current Assets
Cash	$831,515
Due from Sponsor	27,100
Prepaid expenses	129,269
Total current assets	987,884
Long-term prepaid insurance	16,134
Investments held in Trust Account	256,559,148
Total Assets	$257,563,166

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$78,946
Accrued offering costs	85,000
Total current liabilities	163,946
Deferred Fee payable	6,957,500
Total Liabilities	7,121,446

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 25,300,000 shares at a redemption value of $10.14 per share	256,559,148

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 524,050 issued and outstanding, excluding 25,300,000 shares subject to possible redemption	52
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 8,433,333 shares issued and outstanding (1) (2)	844
Additional paid-in capital
Accumulated deficit	(6,118,324)
Total Shareholders’ Deficit	(6,117,428)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$257,563,166

(1)	Includes up to 1,100,000 Class B Ordinary Shares that were subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (see Note 5). On May 29, 2025, the Company consummated the Initial Public Offering of 25,300,000 Public Units at $10.00 per Public Unit, which included the full exercise of the Over-Allotment Option; consequently, such 1,100,000 Founder Shares are no longer subject to forfeiture.
(2)	On April 3, 2025, the Company issued an additional 4,598,333 Founder Shares to the Sponsor in a share capitalization, resulting in the Sponsor holding an aggregate of 8,433,333 Founder Shares.

The accompanying notes are an integral part of the unaudited condensed financial statements.

KOCHAV DEFENSE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2025	For the Period from January 7, 2025 (Inception) Through September 30, 2025
General and administrative costs	$224,660	$371,140
Loss from Operations	(224,660)	(371,140)

Other income:
Interest earned in operating account	8,921	12,479
Dividends earned on investments held in Trust Account	2,639,785	3,559,148
Total other income	2,648,706	3,571,627

Net income	$2,424,046	$3,200,487

Weighted average Redeemable Class A Ordinary Shares outstanding – Basic and Diluted	25,300,000	11,844,569
Basic net income per Redeemable Class A Ordinary Share	$0.07	$0.16
Weighted average Non-redeemable Class A and Class B Ordinary Shares outstanding – Basic	8,957,383	8,093,656
Basic net income per Non-redeemable Class A and Class B Ordinary Shares	$0.07	$0.16
Weighted average Non-redeemable Class A and Class B Ordinary Shares outstanding – Diluted	8,957,383	8,678,675
Diluted net income per Non-redeemable Class A and Class B Ordinary Shares	$0.07	$0.16

(1)	Includes up to 1,100,000 Class B Ordinary Shares that were subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (see Note 5). On May 29, 2025, the Company consummated the Initial Public Offering of 25,300,000 Public Units at $10.00 per Public Unit, which included the full exercise of the Over-Allotment Option; consequently, such 1,100,000 Founder Shares are no longer subject to forfeiture.
(2)	On April 3, 2025, the Company issued an additional 4,598,333 Founder Shares to the Sponsor in a share capitalization, resulting in the Sponsor holding an aggregate of 8,433,333 Founder Shares.

The accompanying notes are an integral part of the unaudited condensed financial statements.

KOCHAV DEFENSE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND FOR THE PERIOD

FROM JANUARY 7, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 7, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary Shares to Sponsor(1) (2)	—	—	8,433,333	844	24,156	—	25,000

Net loss	—	—	—	—	—	(21,762)	(21,762)

Balance – March 31, 2025	—	—	8,433,333	844	24,156	(21,762)	3,238

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	(10,333,156)	(6,679,026)	(17,012,182)

Sale of Private Placement Units	524,050	52	—	—	5,240,448	—	5,240,500

Fair value of Public Rights	—	—	—	—	5,313,000	—	5,313,000

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(244,448)	—	(244,448)

Net income	—	—	—	—	—	798,203	798,203

Balance – June 30, 2025	524,050	52	8,433,333	844	—	(5,902,585)	(5,901,689)

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,639,785)	(2,639,785)

Net income	—	—	—	—	—	2,424,046	2,424,046

Balance – September 30, 2025	524,050	$52	8,433,333	$844	$—	$(6,118,324)	$(6,117,428)

(1)	Includes up to 1,100,000 Class B Ordinary Shares that were subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (see Note 5). On May 29, 2025, the Company consummated the Initial Public Offering of 25,300,000 Public Units at $10.00 per Public Unit, which included the full exercise of the Over-Allotment Option; consequently, such 1,100,000 Founder Shares are no longer subject to forfeiture.
(2)	On April 3, 2025, the Company issued an additional 4,598,333 Founder Shares to the Sponsor in a share capitalization, resulting in the Sponsor holding an aggregate of 8,433,333 Founder Shares.

The accompanying notes are an integral part of the unaudited condensed financial statements.

KOCHAV DEFENSE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 7, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

Cash Flows from Operating Activities:
Net income	$3,200,487
Adjustments to reconcile net income to net cash used in operating activities:
Operating costs paid through IPO Promissory Note– related party	53,945
Dividends earned on investments held in Trust Account	(3,559,148)
Changes in operating assets and liabilities:
Prepaid expenses	(142,704)
Accounts payable and accrued expenses	78,946
Net cash used in operating activities	(368,474)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(253,000,000)
Net cash used in investing activities	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	249,584,500
Proceeds from sale of Private Placement Units	5,240,500
Proceeds from IPO Promissory Note	117,300
Repayment of IPO Promissory Note	(374,794)
Payment of offering costs	(367,517)
Net cash provided by financing activities	254,199,989

Net Change in Cash	831,515
Cash – Beginning of period	—
Cash – End of period	$831,515

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$85,000
Deferred offering costs paid through IPO Promissory Note - related party	$173,750
Prepaid expenses paid in exchange for the issuance of Class B Ordinary Shares	$25,000
Prepaid expenses paid through IPO Promissory Note – related party	$2,699
Deferred offering costs charged to additional paid-in capital	$651,267
Netting of amount due to and due from Sponsor	$274,794
Deferred Fee payable	$6,957,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Kochav Defense Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on January 7, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies. The Company may pursue an initial Business Combination target in any industry. As of September 30, 2025, the Company had not entered into a definitive agreement with any specific Business Combination target.

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from January 7, 2025 (inception) through September 30, 2025, relates to the Company’s formation and the Initial Public Offering (as defined below) and subsequent to the Initial Public Offering, and identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31, as its fiscal year end.

The Company’s sponsor is Kochav Sponsor LLC (the “Sponsor”).

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 25, 2025 (File No. 333-286759), was declared effective on May 27, 2025 (as amended, the “IPO Registration Statement”). On May 29, 2025, the Company consummated the Initial Public Offering of 25,300,000 units (the “Public Units”) at $10.00 per Public Unit, which included the full exercise of the Over-Allotment Option (as defined in Note 6) of 3,300,000 units (the “Option Units”) generating gross proceeds of $253,000,000 (the “Initial Public Offering”), as discussed in Note 3. Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one right to receive one seventh (1/7) of a Class A Ordinary Share upon the consummation of an initial Business Combination (the “Public Rights”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 524,050 units (the “Private Placement Units” and together with the Public Units, the “Units”) to the Sponsor at a price of $10.00 per Private Placement Unit, or $5,240,500 in the aggregate (the “Private Placement”), as discussed in Note 4. Each Private Placement Unit consists of one Class A Ordinary Share (the “Private Placement Shares”) and one right to receive one-seventh (1/7) of one Class A Ordinary Share upon the consummation of an initial Business Combination (the “Private Placement Rights” and together with the Public Rights the “Rights”)

Transaction costs amounted to $11,024,267, consisting of $3,415,500 of cash underwriting fee, the Deferred Fee (as defined in Note 6) of $6,957,500 and $651,267 of other offering costs.

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Upon the closing of the Initial Public Offering, on May 29, 2025, an amount of $253,000,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement, was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, and may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the Company’s management team’s (“Management”) ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except for the withdrawal of interest to pay taxes, if any, other than excise taxes, if any, and up to $100,000 to pay dissolution expenses, as applicable, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination; (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by (x) November 29, 2026, which the Company may, at the Sponsor’s option, extend two times, each by an additional three (3) months, without shareholder approval, for a total of 24 months, from the closing of the Initial Public Offering, or May 29, 2027, or (y) by such earlier liquidation date as the Company’s board of directors may approve (the “Combination Period”), subject to applicable law; or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes, if any, payable and up to $100,000 of interest income to pay dissolution expenses as applicable, if any), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is valued at $10.14 per Public Share as of September 30, 2025.

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The Ordinary Shares (as defined in Note 2) subject to possible redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company has only the duration of the Combination Period to complete the initial Business Combination. If the Company is unable to complete its initial Business Combination within the Combination Period, the Company will as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable, if any, and up to $100,000 of interest to pay dissolution expenses as applicable, if any), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the Underwriters (as defined in Note 6) against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

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

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statement, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 14, 2025. The interim results for the three months ended September 30, 2025, and for the period from January 7, 2025 (inception) through September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods.

Emerging Growth Company Status

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited condensed financial statements with another public company that is neither an (i) emerging growth company nor (ii) emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Deferred Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs”, and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Rights and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Public Rights were charged to shareholders’ deficit. After Management’s evaluation, the Public Rights included in the Public Units were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to its short-term nature.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $831,515 in cash as of September 30, 2025. The Company did not have any cash equivalents as of September 30, 2025.

Investments Held in Trust Account

At September 30, 2025, investments held in the Trust Account were held in mutual funds that are invested primarily in money market funds. Investments held in the Trust Account are classified as trading securities. Trading securities are presented on the accompanying unaudited condensed balance sheet at fair value at the end of the reporting period. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Netting of Financial Instruments

The Company’s policy is to offset financial assets and financial liabilities in accordance with FASB ASC Topic 210, “Balance Sheet Offsetting”, which permits offsetting when the following condition exist: 1) each of two parties owes the other determinable amounts, 2) the reporting party has the right to set off the amount owed with the amount owed by the other party, 3) the reporting party intends to set off, and 4) the right of setoff is enforceable at law. As such, the Company reports amount Due to Sponsor and Due from Sponsor as a net amount on the accompanying unaudited condensed balance sheet.

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

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at September 30, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying unaudited condensed balance sheet. At September 30, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying unaudited condensed balance sheet are reconciled in the following table:

	Shares	Amount
Gross proceeds	25,300,000	$253,000,000
Less:
Proceeds allocated to Rights		(5,313,000)
Class A Ordinary Shares issuance costs		(10,779,819)
Plus:
Accretion of Class A Ordinary Shares to redemption amount		17,012,182
Class A Ordinary Shares subject to possible redemption, June 30, 2025	25,300,000	253,919,363
Plus:
Accretion of Class A Ordinary Shares to redemption amount		2,639,785
Class A Ordinary Shares subject to possible redemption, September 30, 2025	25,300,000	$256,559,148

Rights

The Company accounted for the Rights issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Public Rights under equity treatment at their assigned values. There are 25,300,000 Public Rights and 524,050 Private Placement Rights outstanding as of September 30, 2025.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of Ordinary Shares: the Class A Ordinary Shares and the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of Ordinary Shares. This presentation assumes an initial Business Combination as the most likely outcome. Net income per Ordinary Share is calculated by dividing the net income by the weighted average Ordinary Shares outstanding for the respective period.

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

At September 30, 2025, the calculation of diluted net income per Ordinary Share does not consider the effect of the Rights in the calculation of diluted income per Ordinary Share because their exercise is contingent upon future events. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value. At September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per Ordinary Share for each class of Ordinary Share:

	For the Three Months Ended September 30, 2025		For the Period from January 7, 2025 (Inception) Through September 30, 2025
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Basic net income per Ordinary Share
Numerator:
Allocation of net income	$1,790,223	$633,823	$1,901,292	$1,299,195
Denominator:
Basic weighted average Ordinary Shares outstanding	25,300,000	8,957,383	11,844,569	8,093,656
Basic net income per Ordinary Share	$0.07	$0.07	$0.16	$0.16

	For the Three Months Ended September 30, 2025		For the Period from January 7, 2025 (Inception) Through September 30, 2025
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Diluted net income per Ordinary Share
Numerator:
Allocation of net income	$1,790,223	$633,823	$1,847,095	$1,353,392
Denominator:
Diluted weighted average Ordinary Shares outstanding	25,300,000	8,957,383	11,844,569	8,678,675
Diluted net income per Ordinary Share	$0.07	$0.07	$0.16	$0.16

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities are required to provide all annual disclosures currently required by FASB ASC Topic 280, “Segment Reporting,” (“ASC 280”) in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 7, 2025 (inception).

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Management does not believe that any other issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On May 29, 2025, the Company sold 25,300,000 Public Units (which included 3,300,000 Option Units issued pursuant to the full of the Over-Allotment Option) at a purchase price of $10.00 per Public Unit. Each Public Unit had an offering price of $10.00 and consists of one Public Share and one Public Right.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 7, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.007 per share, for which the Company issued 3,835,000 Class B Ordinary Shares to the Sponsor (the “Founder Shares”). On April 3, 2025, the Company issued an additional 4,598,333 Founder Shares to the Sponsor in a share capitalization, resulting in the Sponsor holding an aggregate of 8,433,333 Founder Shares. As a result, the Sponsor paid approximately $0.003 per Founder Share. Up to 1,100,000 of the Founder Shares were subject to surrender by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option was exercised. As a result of the full exercise of the Over-Allotment Option by the Underwriters at the closing of the Initial Public Offering, such 1,100,000 Founder Shares are no longer subject to forfeiture.

On May 6, 2025, the Sponsor granted membership interests equivalent to an aggregate of 60,000 Founder Shares (20,000 Founder Shares each) to the three independent directors of the Company in exchange for their services as independent directors through the initial Business Combination. In addition, on May 6, 2025, the Sponsor granted membership interests equivalent to 10,000 Founder Shares to the Chief Financial Officer in exchange for services through the initial Business Combination. The Founder Shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests is no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the Founder Shares to the holders of such interests are within the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 70,000 Founder Shares represented by such membership interests assigned to the holders of such interests on May 6, 2025 was $102,521, or $1.465 per share. The membership interests were assigned subject to a performance condition (i.e., providing services through the Business Combination). Share-based compensation will be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. The Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The Founder Shares are designated as Class B Ordinary Shares and, except as described below, are identical to the Class A Ordinary Shares included in the Public Units, and holders of Founder Shares have the same shareholder rights as Public Shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights; (iii) the Sponsor, officers and directors have agreed to certain restrictions on any Founder Shares they hold pursuant to the Letter Agreement (see Note 1), (iv) the Founder Shares are automatically convertible into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Amended and Restated Articles, and (v) prior to the closing of the initial Business Combination, only holders of the Class B Ordinary Shares are entitled to vote on (x) the appointment and removal of directors or (y) continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the Company’s constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

IPO Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to an unsecured promissory note (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. The Company borrowed $207,494 under the IPO Promissory Note and repaid the full amount of $207,494 on June 2, 2025. As of September 30, 2025, borrowings under the IPO Promissory Note are no longer available.

Administrative Services Agreement

Commencing on the date the securities of the Company were first listed, May 28, 2025, the Company entered into an agreement with the Sponsor to pay an aggregate of $22,900 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three months ended September 30, 2025 and for the period from January 7, 2025 (inception) through September 30, 2025, $68,700 and $91,600 was incurred in this service respectively. For the three months ended September 30, 2025 and for the period from January 7, 2025 (inception) through September 30, 2025, $22,900 was paid for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. As of September 30, 2025, no such Working Capital Loans were outstanding.

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

Registration Rights Agreement

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

Underwriting Agreement

The several underwriters of the Initial Public Offering (the “Underwriters”) had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,300,000 Option Units to cover over-allotments, if any (the “Over-Allotment Option”). On May 29, 2025, the Underwriters elected to fully exercise the Over-Allotment Option to purchase an additional 3,300,000 Option Units at a price of $10.00 per Option Unit.

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

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares

The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of September 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 200,000,000 Class A Ordinary Shares. As of September 30, 2025, there were 524,050 Class A Ordinary Shares issued and outstanding, excluding 25,300,000 Public Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 20,000,000 Class B Ordinary Shares. As of September 30, 2025, there were 8,433,333 Class B Ordinary Shares issued and outstanding.

The Founder Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Ordinary Shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the Over-Allotment Option and excluding the securities underlying the Private Placement Units issued to the Sponsor), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to the officers or directors of the Company upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A Ordinary Shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

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

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

At September 30, 2025, investments held in the Trust Account were held in mutual funds that are invested primarily in money market funds. Investments held in the Trust Account are classified as trading securities. Trading securities are presented on the accompanying unaudited condensed balance sheet at fair value at the end of the reporting period. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2025
Investments held in Trust Account	1	$256,559,148

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

May 29, 2025
Trade price of Unit	$9.99
Share price	$9.78
Market adjustment (1)	15%
Fair value per Right	$0.21

(1)	Market adjustment reflects additional factors not fully captured by low volatility selection, which may include likelihood of a Business Combination occurring, market perception of lack of available or suitable targets, or possible post-acquisition decline of share price prior to beginning of the exercise period. The adjustment is determined by comparing traded right prices to simulated model outputs.

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

SEPTEMBER 30, 2025

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

September 30, 2025
Investments held in Trust Account	$256,559,148
Cash	$831,515

	For the Three Months Ended September 30, 2025	For the Period from January 7, 2025 (Inception) Through September 30, 2025
General and administrative costs	$224,660	$371,140
Dividends earned on investments held in Trust Account	$2,639,785	$3,559,148

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying unaudited condensed balance sheet date through the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on January 7, 2025 formed for the purpose of effecting a Business Combination. Our Sponsor is Kochav Sponsor LLC

We are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to continue to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination will be successful.

Our IPO Registration Statement became effective on May 27, 2025. On May 29, 2025, we consummated our Initial Public Offering of 25,300,000 Public Units, including 3,300,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one right to receive one-seventh of one Class A Ordinary Share. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $253,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of 524,050 Private Placement Units to the Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $ 5,240,500. The Private Placement Units (and underlying securities) are identical to the Public Units, except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement, an amount of $253,000,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. The Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or (iii) as cash or cash items (including in demand deposit accounts) at a bank as determined by us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until November 29, 2026 (which we may, at the Sponsor’s option, extend two times, each by an additional three (3) months, without shareholder approval, for a total of 24 months, from the closing of the Initial Public Offering) or such earlier liquidation date as our Board may approve or such later date as our shareholders may approve pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since January 7, 2025 (inception) through September 30, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income of $2,424,046, which consisted of interest earned in the operating account of $8,921 and dividends earned on investments held in the Trust Account of $2,639,785, partially offset by general and administrative costs of $224,660.

For the period from January 7, 2025 (inception) through September 30, 2025, we had a net income of $3,200,487, which consisted of interest earned in the operating account of $12,479 and dividends earned on investments held in the Trust Account of $3,559,148, partially offset by general and administrative costs of $371,140.

Liquidity and Capital Resources

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $253,000,000 was initially placed in the Trust Account. We incurred costs of $11,024,267, consisting of $3,415,500 of cash underwriting fee, the Deferred Fee of $6,957,500 and $651,267 of other offering costs.

For the period from January 7, 2025 (inception) through September 30, 2025, cash used in operating activities was $368,474. Net income of $3,200,487 was affected by dividends earned on investments held in Trust Account of $3,559,148 and payment of operation costs through the IPO Promissory Note of $53,945. Changes in operating assets and liabilities used $63,758 of cash for operating activities.

As of September 30, 2025, we had marketable securities held in the Trust Account of $256,559,148 (including approximately $3,556,148 of interest income earned to date). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of September 30, 2025, we had cash held outside of the Trust Account of approximately $$831,515 and a working capital surplus of $823,938. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through September 30, 2025 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement not held in the Trust Account.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2025, or the completion of our Initial Public Offering. The loan of $207,494 was fully repaid upon the consummation of our Initial Public Offering on June 2, 2025. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2025, we did not have any borrowings under any Working Capital Loans.

We do not believe we will need to raise additional funds to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows as of September 30, 2025.

Administrative Services Agreement

Commencing on May 28, 2025 and until the completion of our Business Combination or liquidation, we reimburse the Sponsor, $22,900 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the period from January 7, 2025 (inception) through September 30, 2025, $91,600 was incurred and paid $22,900 for these services under the Administrative Services Agreement.

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

Registration Rights Agreement

The holders of (i) Founder Shares, (ii) Private Placement Units (and their underlying securities), (iii) units (and their underlying securities) that may be issued upon conversion of Working Capital Loans, if any, (iv) any Class A Ordinary Shares issuable upon conversion of the Founder Shares and (v) any Class A Ordinary Shares held by our Sponsor at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). These holders are entitled to make up to three demands, excluding short form demands, and have piggyback registration rights. SAP, may only make a demand on one occasion and only during the five-year period beginning on May 27, 2025. In addition, SAP may participate in a piggyback registration only during the seven-year period beginning on May 27, 2025. We will bear the expenses incurred in connection with the filing of any such registration statements.

Letter Agreement

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Critical Accounting Estimates and Policies

We have identified the following as our critical accounting policies. See Note 2—“Summary of Significant Accounting Policies” of our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” for additional information regarding these critical accounting policies and other significant accounting policies.

Use of Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity”. Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheet included in this Report under Item 1. “Financial Statements”.

Net Income Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per Ordinary Share is computed by dividing net income applicable to shareholders by the weighted average number of Ordinary Shares outstanding for the applicable periods. We apply the two-class method in calculating earnings per Ordinary Share and allocate net income pro rata to Class A Ordinary Shares subject to possible redemption, nonredeemable Class A Ordinary Shares and Class B Ordinary Shares. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value is not in excess of the fair value.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07. The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the CODM as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities are required to provide all annual disclosures currently required by ASC 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted ASU 2023-07 on December 4, 2024 (inception).

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement and (ii) 2025 Q2 Form 10-Q. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report. However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of an aggregate of 524,050 Private Placement Units to our Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $5,240,500. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our 2025 Q2 Form 10-Q. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

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

KOCHAV DEFENSE ACQUISITION CORP.

Date: November 12, 2025	By:	/s/ Menachem Shalom
	Name:	Menachem Shalom
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Asaf Yarkoni
	Name:	Asaf Yarkoni
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)