Form 10-Q
period 2026-03-31
Kochav Defense Acquisition Corp.
filed 2026-05-14
CIK 2053799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 14, 2026, there were 25,824,050 Class A Ordinary Shares, par value $0.0001 per share, and 8,433,333 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

KOCHAV DEFENSE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025	1

	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2026 and for the Period from January 7, 2025 (Inception) Through March 31, 2025	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2026 and for the Period from January 7, 2025 (Inception) Through March 31, 2025	3

	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2026 and for the Period from January 7, 2025 (Inception) Through March 31, 2025	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	21

Item 4.	Controls and Procedures.	21

PART II – OTHER INFORMATION		22

Item 1.	Legal Proceedings.	22

Item 1A.	Risk Factors.	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22

Item 3.	Defaults Upon Senior Securities.	22

Item 4.	Mine Safety Disclosures.	22

Item 5.	Other Information.	22

Item 6.	Exhibits.	23

SIGNATURES		24

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 30, 2026;

●	“2025 Second Quarter Quarterly Report” are to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, as filed with the SEC on August 14, 2025;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated May 27, 2025, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (x) the (i) 18-month period, from the closing of the Initial Public Offering (as defined below) to November 29, 2026 or (ii) up to 24-month period from the closing of the Initial Public Offering to May 29, 2027 if we extend the Combination Period as fully described herein, or such earlier date as determined by the Board, that we have to consummate an initial Business Combination, or (y) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Kochav Defense Acquisition Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $6,957,500 to which the Underwriters (as defined below) are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on May 29, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on January 23, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on April 25, 2025, as amended, and declared effective on May 27, 2025 (File No. 333-286759);

●	“Letter Agreement” are to the Letter Agreement, dated May 27, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,300,000 Public Units (as defined below) that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,300,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreement (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units” are to the units purchased to our Sponsor in the Private Placement;

●	“Private Placement Units Purchase Agreement” are to the Private Placement Units Purchase Agreement, dated May 27, 2025, which we entered into with our Sponsor;

●	“Public Rights” are to the rights issued as part of the Public Units, which grant the holder the right to receive one-seventh (1/7) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares issued as part of the Public Units (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated May 27, 2025, which we entered into with the Sponsor and the holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026;

●	“SAP” are to SPAC Advisory Partners, LLC, a division of Kingswood Capital Partners, LLC, the representative of the Underwriters;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Kochav Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $253,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated May 27, 2025, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated May 27, 2025, which we entered into with SAP, as the representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

v

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

KOCHAV DEFENSE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)

Assets:
Current Assets
Cash	$458,393	$709,887
Due from Sponsor	50,000	50,000
Prepaid expenses	132,303	95,905
Total current assets	640,696	855,792
Investments held in Trust Account	261,316,533	259,039,708
Total Assets	$261,957,229	$259,895,500

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$59,061	$76,604
Accrued offering costs	85,000	85,000
Total current liabilities	144,061	161,604
Deferred Fee payable	6,957,500	6,957,500
Total Liabilities	7,101,561	7,119,104

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 25,300,000 shares at a redemption value of $10.32 and $10.24 per share as of March 31, 2026 and December 31, 2025, respectively	261,316,533	259,039,708

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 524,050 issued and outstanding, excluding 25,300,000 shares subject to possible redemption as of March 31, 2026 and December 31, 2025	52	52
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 8,433,333 shares issued and outstanding as of March 31, 2026 and December 31, 2025(1) (2)	844	844
Additional paid-in capital	—	—
Accumulated deficit	(6,461,761)	(6,264,208)
Total Shareholders’ Deficit	(6,460,865)	(6,263,312)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$261,957,229	$259,895,500

(1)	Includes up to 1,100,000 Class B Ordinary Shares that were subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (Note 5). On May 29, 2025, the Company consummated the Initial Public Offering of 25,300,000 Public Units at $10.00 per Public Unit, which included the full exercise of the Over-Allotment Option; consequently, such 1,100,000 Founder Shares are no longer subject to forfeiture.

(2)	On April 3, 2025, the Company issued an additional 4,598,333 Founder Shares to the Sponsor in a share capitalization, resulting in the Sponsor holding an aggregate of 8,433,333 Founder Shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

KOCHAV DEFENSE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2026	For the Period from January 7, 2025 (Inception) Through March 31, 2025
General and administrative costs	$202,108	$21,762
Loss from Operations	(202,108)	(21,762)

Other income:
Interest earned in operating account	4,555	—
Dividends earned on investments held in Trust Account	2,276,825	—
Total other income	2,281,380	—

Net income (loss)	$2,079,272	$(21,762)

Weighted average Redeemable Class A Ordinary Shares outstanding – Basic and Diluted	25,300,000	—
Basic and diluted net income per Redeemable Class A Ordinary Share	$0.06	$—
Weighted average Non-redeemable Class A and Class B Ordinary Shares outstanding – Basic and Diluted	8,957,383	7,333,333
Basic and diluted net income (loss) per Non-redeemable Class A and Class B Ordinary Shares	$0.06	$(0.00)

(1)	Includes up to 1,100,000 Class B Ordinary Shares that were subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (Note 5). On May 29, 2025, the Company consummated the Initial Public Offering of 25,300,000 Public Units at $10.00 per Public Unit, which included the full exercise of the Over-Allotment Option; consequently, such 1,100,000 Founder Shares are no longer subject to forfeiture.

(2)	On April 3, 2025, the Company issued an additional 4,598,333 Founder Shares to the Sponsor in a share capitalization, resulting in the Sponsor holding an aggregate of 8,433,333 Founder Shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

KOCHAV DEFENSE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	524,050	$52	8,433,333	$844	$—	$(6,264,208)	$(6,263,312)

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,276,825)	(2,276,825)

Net income	—	—	—	—	—	2,079,272	2,079,272

Balance – March 31, 2026 (Unaudited)	524,050	$52	8,433,333	$844	$—	$(6,461,761)	$(6,460,865)

FOR THE PERIOD FROM JANUARY 7, 2025 (INCEPTION) THROUGH MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 7, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary Shares to Sponsor(1) (2)	—	—	8,433,333	844	24,156	—	25,000

Net loss	—	—	—	—	—	(21,762)	(21,762)

Balance – March 31, 2025	—	$—	8,433,333	$844	$24,156	$(21,762)	$3,238

(1)	Includes up to 1,100,000 Class B Ordinary Shares that were subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (Note 5). On May 29, 2025, the Company consummated the Initial Public Offering of 25,300,000 Public Units at $10.00 per Public Unit, which included the full exercise of the Over-Allotment Option; consequently, such 1,100,000 Founder Shares are no longer subject to forfeiture.

(2)	On April 3, 2025, the Company issued an additional 4,598,333 Founder Shares to the Sponsor in a share capitalization, resulting in the Sponsor holding an aggregate of 8,433,333 Founder Shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

KOCHAV DEFENSE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,	For the Period from January 7, 2025 (Inception) Through March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$2,079,272	$(21,762)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Operating costs paid through IPO Promissory Note – related party	—	15,445
Dividends earned on investments held in Trust Account	(2,276,825)	—
Changes in operating assets and liabilities:
Prepaid expenses	(36,398)	—
Accounts payable and accrued expenses	(17,543)	6,317
Net cash used in operating activities	(251,494)	—

Net Change in Cash	(251,494)	—
Cash – Beginning of period	709,887	—
Cash – End of period	$458,393	$—

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$20,875
Deferred offering costs paid through IPO Promissory Note - related party	$—	$97,750
Prepaid expenses paid in exchange for the issuance of Class B Ordinary Shares	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Kochav Defense Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on January 7, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies. The Company may pursue an initial Business Combination target in any industry. As of March 31, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from January 7, 2025 (inception) through March 31, 2026, relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31, as its fiscal year end.

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

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Following the closing of the Initial Public Offering, on May 29, 2025, an amount of $253,000,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement, was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, and are initially invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in an interest or non-interest bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the Company’s management team’s (“Management”) ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

Except with respect to amounts withdrawn to pay taxes, other than excise taxes, if any, and up to $100,000 to pay dissolution expenses, as applicable, if any, the proceeds from the Initial Public Offering and the portion of proceeds from the Private Placement deposited into the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination; (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by (x) November 29, 2026, which the Company may, at the Sponsor’s option, extend two times, each by an additional three (3) months, without shareholder approval, for a total of 24 months, from the closing of the Initial Public Offering, or May 29, 2027, or (y) by such earlier liquidation date as the Company’s board of directors may approve (the “Combination Period”), subject to applicable law; or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes, if any, payable and up to $100,000 of interest income to pay dissolution expenses as applicable, if any), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is valued at $10.33 per Public Share as of March 31, 2026.

The Ordinary Shares (as defined in Note 2) subject to possible redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the Underwriters (as defined in Note 6) against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor will be able to satisfy those obligations.

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

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had $458,393 in its operating bank account and working capital surplus of $496,635.

The Company currently has until November 29, 2026 to consummate the initial Business Combination (assuming no extensions). If the Company does not complete a Business Combination, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Articles. Notwithstanding Management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that the Business Combination might not happen within the 18-month period from the date of the Initial Public Offering.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern”, as of March 31, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management plans to address this uncertainty primarily by consummating a Business Combination. In addition, the Sponsor or its affiliates have the ability and intent, although not an obligation, to provide the Company with additional Working Capital Loans (as defined below) or advances to fund operating expenses and costs related to identifying and evaluating target businesses. Management believes these potential sources of liquidity, together with its current cash balance, would enable the Company to sustain its operations through at least twelve months from the issuance date of the unaudited condensed financial statements. However, there can be no assurance that such loans or additional financing will be available to the Company, or that a Business Combination will be consummated by the end of the Combination Period. Accordingly, substantial doubt exists about the Company’s ability to continue as a going concern.

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

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statement, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 30, 2026. The interim results for the three months ended March 31, 2026, and for the period from January 7, 2025 (inception) through March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

MARCH 31, 2026

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to its short-term nature.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $458,393 and $709,887 in cash as of March 31, 2026 and December 31, 2025, respectively. The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025.

Investments Held in Trust Account

At March 31, 2026 and December 31, 2025, investments held in the Trust Account were held in mutual funds that are invested primarily in money market funds. Investments held in the Trust Account are classified as trading securities. Trading securities are presented on the accompanying condensed balance sheets at fair value at the end of the reporting period. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the accompanying unaudited condensed financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the accompanying unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at March 31, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. At March 31, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	25,300,000	$253,000,000
Less:
Proceeds allocated to Rights	—	(5,313,000)
Class A Ordinary Shares issuance costs	—	(10,779,819)
Plus:
Accretion of Class A Ordinary Shares to redemption amount	—	22,132,527
Class A Ordinary Shares subject to possible redemption, December 31, 2025	25,300,000	$259,039,708
Plus:
Accretion of Class A Ordinary Shares to redemption amount	—	2,276,825
Class A Ordinary Shares subject to possible redemption, March 31, 2026	25,300,000	$261,316,533

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

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of Ordinary Shares: the Class A Ordinary Shares and the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of Ordinary Shares. This presentation assumes an initial Business Combination as the most likely outcome. Net income (loss) per Ordinary Share is calculated by dividing the net income (loss) by the weighted average Ordinary Shares outstanding for the respective period.

At March 31, 2026, the calculation of diluted net income per Ordinary Share does not consider the effect of the Rights in the calculation of diluted income per Ordinary Share because their exercise is contingent upon future events. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value. At March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company.

The following tables presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per Ordinary Share for each class of Ordinary Share:

	For the Three Months Ended March 31, 2026		For the Period from January 7, 2025 (Inception) Through March 31, 2025
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Basic and diluted net income (loss) per Ordinary Share
Numerator:
Allocation of net income (loss)	$1,535,598	$543,674	$—	$(21,762)
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	25,300,000	8,957,383	—	7,333,333
Basic and diluted net income (loss) per Ordinary Share	$0.06	$0.06	$—	$(0.00)

Recent Accounting Pronouncements

Management does not believe that any issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On May 29, 2025, the Company sold 25,300,000 Public Units (which included 3,300,000 Option Units issued pursuant to the full of the Over-Allotment Option(as defined in Note 6) at a purchase price of $10.00 per Public Unit. Each Public Unit had an offering price of $10.00 and consists of one Public Share and one Public Right.

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

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 7, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.007 per share, for which the Company issued 3,835,000 Class B Ordinary Shares to the Sponsor (the “Founder Shares”). On April 3, 2025, the Company issued an additional 4,598,333 Founder Shares to the Sponsor in a share capitalization, resulting in the Sponsor holding an aggregate of 8,433,333 Founder Shares. As a result, the Sponsor paid approximately $0.003 per Founder Share. Up to 1,100,000 of the Founder Shares were subject to surrender by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option (as defined in Note 6) was exercised. As a result of the full exercise of the Over-Allotment Option by the Underwriters (as defined in Note 6) at the closing of the Initial Public Offering, such 1,100,000 Founder Shares are no longer subject to forfeiture.

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

 IPO Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to an unsecured promissory note (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due at the earlier of March 31, 2026 or the closing of the Initial Public Offering. The Company borrowed $207,494 under the IPO Promissory Note and repaid the full amount of $207,494 on June 2, 2025. As of March 31, 2026 and December 31, 2025, borrowings under the IPO Promissory Note are no longer available.

Administrative Services Agreement

Commencing on the date the securities of the Company were first listed, May 28, 2025, the Company entered into an agreement with the Sponsor to pay an aggregate of $22,900 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three months ended March 31, 2026, $68,700 was incurred for this service, of which $22,900 was paid and $45,800 is included in accrued expenses on the accompanying condensed balance sheet. For the period from January 7, 2025 (inception) through March 31, 2025, since these agreements only commenced on May 2025, the Company did not incur fees for these services.

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company working capital loans as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company intends to repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account will be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

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

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares

The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 200,000,000 Class A Ordinary Shares. As of March 31, 2026 and December 31, 2025, there were 524,050 Class A Ordinary Shares issued and outstanding, excluding 25,300,000 Public Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 20,000,000 Class B Ordinary Shares. As of March 31, 2026 and December 31, 2025, there were 8,433,333 Class B Ordinary Shares issued and outstanding.

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

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

At March 31, 2026 and December 31, 2025, investments held in the Trust Account were held in mutual funds that are invested primarily in money market funds. Investments held in the Trust Account are classified as trading securities. Trading securities are presented on the accompanying condensed balance sheets at fair value at the end of the reporting period. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
	Level	2026	2025
Investments held in Trust Account	1	$261,316,533	$259,039,708

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

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. “Operating segments” are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (or loss) that also is reported on the accompanying unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the accompanying condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	March 31,	December 31,
	2026	2025
Investments held in Trust Account	$261,316,533	$259,039,708
Cash	$458,393	$709,887

	For the Three Months Ended March 31 2026	For the Period from January 7, 2025 (Inception) Through March 31, 2025
General and administrative costs	$202,108	$21,762
Dividends earned on investments held in Trust Account	$2,276,825	$—

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet date through the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by such forward-looking statements as a result of certain factors detailed in our filings with the SEC, including herein. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since January 7, 2025 (inception) through March 31, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended March 31,2026, we had net income of $2,079,272, which consisted of dividends earned on investments held in the Trust Account of $2,276,825 and interest earned in the operating account of $4,555, partially offset by general and administrative costs of $202,108.

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

For the three months ended March 31, 2026, cash used in operating activities was $251,494. Net income of $2,079,272 was affected by dividends earned on investments held in Trust Account of $2,276,825. Changes in operating assets and liabilities used $53,941 of cash for operating activities.

As of March 31, 2026, we had marketable securities held in the Trust Account of $261,316,533 (including approximately $2,276,825 of interest income earned to date). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of March 31, 2026, we had cash held outside of the Trust Account of approximately $458,393 and a working capital surplus of $496,635. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through March 31, 2026 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of March 31, 2026 or the completion of our Initial Public Offering. The loan of $207,494 was fully repaid upon the consummation of our Initial Public Offering on June 2, 2025. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of March 31, 2026, we did not have any borrowings under any Working Capital Loans.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements” are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 29, 2026. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on May 28, 2025, and until the completion of our Business Combination or liquidation, we reimburse the Sponsor $22,900 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three months ended March 31, 2026, $68,700 was incurred and paid $22,900 for these services under the Administrative Services Agreement.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 Second Quarter Quarterly Report and (iii) 2025 Annual Report. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by the Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

KOCHAV DEFENSE ACQUISITION CORP.

Date: May 14, 2026	By:	/s/ Menachem Shalom
	Name:	Menachem Shalom
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Asaf Yarkoni
	Name:	Asaf Yarkoni
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)