Form 10-Q
period 2026-09-30
Kochav Defense Acquisition Corp.
filed 2026-11-09
CIK 2053799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

(646) 257-4214

(Registrant’s telephone number, including area code)

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

As of November 9, 2026, there were 25,824,050 Class A Ordinary Shares, par value $0.0001 per share, and 8,433,333 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

KOCHAV DEFENSE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026 and for the Period from January 7, 2025 (inception) through September 30, 2025	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026 and for the Period from January 7, 2025 (inception) through September 30, 2025	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from January 7, 2025 (inception) through September 30, 2025	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22

Item 4.	Controls and Procedures.	22

PART II – OTHER INFORMATION		23

Item 1.	Legal Proceedings.	23

Item 1A.	Risk Factors.	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23

Item 3.	Defaults Upon Senior Securities.	23

Item 4.	Mine Safety Disclosures.	23

Item 5.	Other Information.	23

Item 6.	Exhibits.	24

SIGNATURES		25

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 30, 2026;

●	“2025 Second Quarter Quarterly Report” are to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, as filed with the SEC on August 14, 2025;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated May 27, 2025, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (x) the (i) 18-month period, from the closing of the Initial Public Offering (as defined below) to November 29, 2026 or (ii) up to 24-month period from the closing of the Initial Public Offering to May 29, 2027 if we extend the Combination Period as fully described herein, or such earlier date as determined by the Board, that we have to consummate an initial Business Combination, or (y) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Kochav Defense Acquisition Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $6,957,500 to which the Underwriters (as defined below) are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on May 29, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on January 23, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on April 25, 2025, as amended, and declared effective on May 27, 2025 (File No. 333-286759);

●	“Letter Agreement” are to the Letter Agreement, dated May 27, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,300,000 Public Units (as defined below) that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,300,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreement (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units Purchase Agreement” are to the Private Placement Units Purchase Agreement, dated May 27, 2025, which we entered into with our Sponsor;

●	“Public Rights” are to the rights included as part of the Public Units, which grant the holder the right to receive one-seventh (1/7) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares issued as part of the Public Units (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated May 27, 2025, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;

●	“SAP” are to SPAC Advisory Partners, LLC, a division of Kingswood Capital Partners, LLC, the representative of the Underwriters;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Kochav Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $253,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated May 27, 2025, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated May 27, 2025, which we entered into with SAP, as the representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

KOCHAV DEFENSE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)

Assets:
Current Assets
Cash	$176,306	$709,887
Due from Sponsor	50,000	50,000
Prepaid expenses	39,784	95,905
Total current assets	266,090	855,792
Investments held in Trust Account	266,022,308	259,039,708
Total Assets	$266,288,398	$259,895,500

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$118,941	$76,604
Accrued offering costs	—	85,000
Total current liabilities	118,941	161,604
Deferred Fee payable	6,957,500	6,957,500
Total Liabilities	7,076,441	7,119,104

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 25,300,000 shares at a redemption value of $10.51 and $10.24 per share as of September 30, 2026 and December 31, 2025, respectively	266,022,308	259,039,708

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 524,050 issued and outstanding, excluding 25,300,000 shares subject to possible redemption as of September 30, 2026 and December 31, 2025	52	52
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 8,433,333 shares issued and outstanding as of September 30, 2026 and December 31, 2025(1) (2)	844	844
Additional paid-in capital	—	—
Accumulated deficit	(6,811,247)	(6,264,208)
Total Shareholders’ Deficit	(6,810,351)	(6,263,312)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$266,288,398	$259,895,500

(1)	Includes up to 1,100,000 Class B Ordinary Shares that were subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (Note 5). On May 29, 2025, the Company consummated the Initial Public Offering of 25,300,000 Public Units at $10.00 per Public Unit, which included the full exercise of the Over-Allotment Option; consequently, such 1,100,000 Founder Shares are no longer subject to forfeiture.

(2)	On April 3, 2025, the Company issued an additional 4,598,333 Founder Shares to the Sponsor in a share capitalization, resulting in the Sponsor holding an aggregate of 8,433,333 Founder Shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

KOCHAV DEFENSE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Period from January 7, 2025 (inception) through September 30, 2025

General and administrative costs	$175,830	$224,660	$556,296	$371,140
Loss from operations	(175,830)	(224,660)	(556,296)	(371,140)

Other income:
Interest earned in operating account	1,622	8,921	9,257	12,479
Dividends earned on investments held in Trust Account	2,399,505	2,639,785	6,982,600	3,559,148
Total other income	2,401,127	2,648,706	6,991,857	3,571,627

Net income	$2,225,297	$2,424,046	$6,435,561	$3,200,487

Weighted average Redeemable Class A Ordinary Shares outstanding – Basic	25,300,000	25,300,000	25,300,000	11,844,569
Basic net income per Redeemable Class A Ordinary Share	$0.06	$0.07	$0.19	$0.16
Weighted average Redeemable Class A Ordinary Shares outstanding – Diluted	25,300,000	25,300,000	25,300,000	11,844,569
Diluted net income per Redeemable Class A Ordinary Share	$0.06	$0.07	$0.19	$0.16
Weighted average Non-redeemable Class A and Class B Ordinary Shares outstanding – Basic (1) (2)	8,957,383	8,957,383	8,957,383	8,093,656
Basic net income per Non-redeemable Class A and Class B Ordinary Shares	$0.06	$0.07	$0.19	$0.16
Weighted average Non-redeemable Class A and Class B Ordinary Shares outstanding – Diluted	8,957,383	8,957,383	8,957,383	8,678,675
Diluted net income per Non-redeemable Class A and Class B Ordinary Shares	$0.06	$0.07	$0.19	$0.16

(1)	Includes up to 1,100,000 Class B Ordinary Shares that were subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (Note 5). On May 29, 2025, the Company consummated the Initial Public Offering of 25,300,000 Public Units at $10.00 per Public Unit, which included the full exercise of the Over-Allotment Option; consequently, such 1,100,000 Founder Shares are no longer subject to forfeiture.

(2)	On April 3, 2025, the Company issued an additional 4,598,333 Founder Shares to the Sponsor in a share capitalization, resulting in the Sponsor holding an aggregate of 8,433,333 Founder Shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

KOCHAV DEFENSE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	524,050	$52	8,433,333	$844	$—	$(6,264,208)	$(6,263,312)

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,276,825)	(2,276,825)

Net income	—	—	—	—	—	2,079,272	2,079,272

Balance – March 31, 2026 (Unaudited)	524,050	52	8,433,333	844	—	(6,461,761)	(6,460,865)

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,306,270)	(2,306,270)

Net income	—	—	—	—	—	2,130,992	2,130,992

Balance – June 30, 2026 (Unaudited)	524,050	52	8,433,333	844	—	(6,637,039)	(6,636,143)

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,399,505)	(2,399,505)

Net income	—	—	—	—	—	2,225,297	2,225,297

Balance – September 30, 2026 (Unaudited)	524,050	$52	8,433,333	$844	$—	$(6,811,247)	$(6,810,351)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND FOR THE PERIOD FROM JANUARY 7, 2025

(INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 7, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary Shares to Sponsor(1) (2)	—	—	8,433,333	844	24,156	—	25,000

Net loss	—	—	—	—	—	(21,762)	(21,762)

Balance – March 31, 2025	—	—	8,433,333	844	24,156	(21,762)	3,238

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	(10,333,156)	(6,679,026)	(17,012,182)

Sale of Private Placement Units	524,050	52	—	—	5,240,448	—	5,240,500

Fair value of Public Rights	—	—	—	—	5,313,000	—	5,313,000

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(244,448)	—	(244,448)

Net income	—	—	—	—	—	798,203	798,203

Balance – June 30, 2025	524,050	52	8,433,333	844	—	(5,902,585)	(5,901,689)

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,639,785)	(2,639,785)

Net income	—	—	—	—	—	2,424,046	2,424,046

Balance – September 30, 2025	524,050	$52	8,433,333	$844	$—	$(6,118,324)	$(6,117,428)

(1)	Includes up to 1,100,000 Class B Ordinary Shares that were subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters (Note 5). On May 29, 2025, the Company consummated the Initial Public Offering of 25,300,000 Public Units at $10.00 per Public Unit, which included the full exercise of the Over-Allotment Option; consequently, such 1,100,000 Founder Shares are no longer subject to forfeiture.

(2)	On April 3, 2025, the Company issued an additional 4,598,333 Founder Shares to the Sponsor in a share capitalization, resulting in the Sponsor holding an aggregate of 8,433,333 Founder Shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

KOCHAV DEFENSE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,	For the Period from January 7, 2025 (inception) through September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$6,435,561	$3,200,487
Adjustments to reconcile net income to net cash used in operating activities:
Operating costs paid through IPO Promissory Note – related party	—	53,945
Dividends earned on investments held in Trust Account	(6,982,600)	(3,559,148)
Changes in operating assets and liabilities:
Prepaid expenses	56,121	(142,704)
Accounts payable and accrued expenses	42,337	78,946
Net cash used in operating activities	(448,581)	(368,474)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(253,000,000)
Net cash used in investing activities	—	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	—	249,584,500
Proceeds from sale of Private Placement Units	—	5,240,500
Proceeds from IPO Promissory Note	—	117,300
Repayment of IPO Promissory Note	—	(374,794)
Payment of offering costs	(85,000)	(367,517)
Net cash (used in) provided by financing activities	(85,000)	254,199,989

Net Change in Cash	(533,581)	831,515
Cash – Beginning of period	709,887	—
Cash – End of period	$176,306	$831,515

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$85,000
Deferred offering costs paid through IPO Promissory Note - related party	$—	$173,750
Prepaid expenses paid in exchange for the issuance of Class B Ordinary Shares	$—	$25,000
Prepaid expenses paid through IPO Promissory Note – related party	$—	$2,699
Deferred offering costs charged to additional paid-in capital	$—	$651,267
Netting of amount due to and due from Sponsor	$—	$274,794
Deferred Fee payable	$—	$6,957,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Kochav Defense Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 7, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies. The Company may pursue an initial Business Combination target in any industry. As of September 30, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from January 7, 2025 (inception) through September 30, 2026, relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Following the closing of the Initial Public Offering, on May 29, 2025, an amount of $253,000,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement, was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, and are initially invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in an interest or non-interest bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to the Company, until the earlier of (x) the completion of the Business Combination and (y) the distribution of the Trust Account. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the Company’s management team’s (“Management”) ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

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

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes, if any, payable and up to $100,000 of interest income to pay dissolution expenses as applicable, if any), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is valued at $10.51 per Public Share as of September 30, 2026.

The Class A Ordinary Shares (as defined in Note 2) subject to possible redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

On July 16, 2025, the Company announced that, commencing on July 21, 2025, the holders of Public Units may elect to separately trade the Public Shares and the Public Rights. Any Public Units not separated will continue to trade on the Global Market tier of The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “KCHVU.” The Public Shares and the Public Rights now trade on the Global Market tier of Nasdaq under the symbols “KCHV” and “KCHVR,” respectively.

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, the Company had $176,306 in its operating bank account and a working capital surplus of $147,149.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern”, as of September 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management plans to address this uncertainty primarily by consummating a Business Combination. In addition, the Sponsor or its affiliates have the ability and intent, although not an obligation, to provide the Company with additional Working Capital Loans (as defined in Note 5) or advances to fund operating expenses and costs related to identifying and evaluating target businesses. However, based on the Company’s projected cash flows, management has determined that the Company does not currently have sufficient liquidity to meet its obligations for at least twelve months from the issuance date of the unaudited condensed financial statements. In addition, there can be no assurance that additional financing will be available to the Company or that a Business Combination will be consummated by the end of the Combination Period. Accordingly, the Company’s liquidity condition and mandatory liquidation provisions raise substantial doubt about the Company’s ability to continue as a going concern.

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

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statement, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 30, 2026. The interim results for the three months ended September 30, 2026 and 2025, for the nine months ended September 30, 2026 and for the period from January 7, 2025 (inception) through September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs”, and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Rights, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the Public Rights and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Public Rights were charged to shareholders’ deficit. After Management’s evaluation, the Public Rights included in the Public Units were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $176,306 and $709,887 in cash as of September 30, 2026 and December 31, 2025, respectively. The Company did not have any cash equivalents as of September 30, 2026 and December 31, 2025.

Investments Held in Trust Account

At September 30, 2026 and December 31, 2025, investments held in the Trust Account were held in mutual funds that are invested primarily in money market funds. Investments held in the Trust Account are classified as trading securities. Trading securities are presented on the accompanying condensed balance sheets at fair value at the end of the reporting period. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued by multiplying the marketable value per Founder Share (as defined in Note 5) by the probability of successfully closing an initial Business Combination. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the accompanying unaudited condensed statements of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes a change in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at September 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. At September 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	25,300,000	$253,000,000
Less:
Proceeds allocated to Rights	—	(5,313,000)
Class A Ordinary Shares issuance costs	—	(10,779,819)
Plus:
Accretion of Class A Ordinary Shares to redemption amount	—	22,132,527
Class A Ordinary Shares subject to possible redemption, December 31, 2025	25,300,000	259,039,708
Plus:
Accretion of Class A Ordinary Shares to redemption amount	—	2,276,825
Class A Ordinary Shares subject to possible redemption, March 31, 2026	25,300,000	261,316,533
Plus:
Accretion of Class A Ordinary Shares to redemption amount	—	2,306,270
Class A Ordinary Shares subject to possible redemption, June 30, 2026	25,300,000	263,622,803
Plus:
Accretion of Class A Ordinary Shares to redemption amount	—	2,399,505
Class A Ordinary Shares subject to possible redemption, September 30, 2026	25,300,000	$266,022,308

Rights

The Company accounted for the Rights issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Public Rights under equity treatment at their assigned values. There are 25,300,000 Public Rights and 524,050 Private Placement Rights outstanding as of September 30, 2026 and December 31, 2025.

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

At September 30, 2026, the calculation of diluted net income per Ordinary Share does not consider the effect of the Rights in the calculation of diluted income per Ordinary Share because their exercise is contingent upon future events. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value. At September 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per Ordinary Share for each class of Ordinary Share:

	For the Three Months Ended September 30, 2026		For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2026		For the Period from January 7, 2025 (inception) through September 30, 2025
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Basic net income per Ordinary Share
Numerator:
Allocation of net income	$1,643,442	$581,855	$1,790,223	$633,823	$4,752,835	$1,682,726	$1,901,292	$1,299,195
Denominator:
Basic weighted average Ordinary Shares outstanding	25,300,000	8,957,383	25,300,000	8,957,383	25,300,000	8,957,383	11,844,569	8,093,656
Basic net income per Ordinary Share	$0.06	$0.06	$0.07	$0.07	$0.19	$0.19	$0.16	$0.16

	For the Three Months Ended September 30, 2026		For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2026		For the Period from January 7, 2025 (inception) through September 30, 2025
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Diluted net income per Ordinary Share
Numerator:
Allocation of net income	$1,643,442	$581,855	$1,790,223	$633,823	$4,752,835	$1,682,726	$1,847,095	$1,353,392
Denominator:
Diluted weighted average Ordinary Shares outstanding	25,300,000	8,957,383	25,300,000	8,957,383	25,300,000	8,957,383	11,844,569	8,678,675
Diluted net income per Ordinary Share	$0.06	$0.06	$0.07	$0.07	$0.19	$0.19	$0.16	$0.16

Recent Accounting Standards

Management does not believe that there are any recently issued, but not effective, accounting standards, which if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On May 29, 2025, the Company sold 25,300,000 Public Units (which included 3,300,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option (as defined in Note 6)) at a purchase price of $10.00 per Public Unit. Each Public Unit had an offering price of $10.00 and consists of one Public Share and one Public Right.

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

On May 6, 2025, the Sponsor granted membership interests equivalent to an aggregate of 60,000 Founder Shares (20,000 Founder Shares each) to the three independent directors of the Company in exchange for their services as independent directors through the initial Business Combination. In addition, on May 6, 2025, the Sponsor granted membership interests equivalent to 10,000 Founder Shares to the Chief Financial Officer in exchange for services through the initial Business Combination. The Founder Shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests is no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the Founder Shares to the holders of such interests is within the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 70,000 Founder Shares represented by such membership interests assigned to the holders of such interests on May 6, 2025 was $102,521, or $1.465 per share. The membership interests were assigned subject to a performance condition (i.e., providing services through the Business Combination). Share-based compensation will be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. The Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

IPO Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to an unsecured promissory note (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. The Company borrowed $257,494 under the IPO Promissory Note and repaid the full amount of $257,494 on June 2, 2025. As of September 30, 2026 and December 31, 2025, borrowings under the IPO Promissory Note are no longer available.

Administrative Services Agreement

Commencing on the date the securities of the Company were first listed, May 28, 2025, the Company entered into an agreement with the Sponsor to pay an aggregate of $22,900 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three and nine months ended September 30, 2026, $68,700 and $206,100 were incurred for these services, respectively, of which $137,400 was paid and $68,700 was included in accrued expenses on the accompanying condensed balance sheets. For the three months ended September 30, 2025 and for the period from January 7, 2025 (inception) through September 30, 2025, $68,700 and $91,600 were incurred for these services respectively, of which $22,900 was paid for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company working capital loans as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company intends to repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account will be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except as set forth above, the terms of such Working Capital Loans have not been determined and no written agreements exist with such Working Capital Loans. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Due from Sponsor

As of September 30, 2026, the Company had a receivable from the Sponsor of $50,000, representing the remaining balance following the offset of amounts due to the Sponsor against amounts receivable from the Sponsor.

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

SEPTEMBER 30, 2026

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 200,000,000 Class A Ordinary Shares. As of September 30, 2026 and December 31, 2025, there were 524,050 Class A Ordinary Shares issued and outstanding, excluding 25,300,000 Public Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 20,000,000 Class B Ordinary Shares. As of September 30, 2026 and December 31, 2025, there were 8,433,333 Class B Ordinary Shares issued and outstanding.

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

SEPTEMBER 30, 2026

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

At September 30, 2026 and December 31, 2025, investments held in the Trust Account were held in mutual funds that are invested primarily in money market funds. Investments held in the Trust Account are classified as trading securities. Trading securities are presented on the accompanying condensed balance sheets at fair value at the end of the reporting period. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
	Level	2026	2025
Investments held in Trust Account	1	$266,022,308	$259,039,708

KOCHAV DEFENSE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

May 29, 2025
Trade price of Unit	$9.99
Share price	$9.78
Market adjustment (1)	15%
Fair value per Right	$0.21

(1)	Market adjustment reflects additional factors not fully captured by low volatility selection, which may include likelihood of a Business Combination occurring, market perception of lack of available or suitable targets, or possible decline in share price following the Business Combination. The adjustment is determined by comparing traded Right prices to simulated model outputs.

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

	September 30,	December 31,
	2026	2025
Investments held in Trust Account	$266,022,308	$259,039,708
Cash	$176,306	$709,887

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Period from January 7, 2025 (inception) through September 30, 2025
General and administrative costs	$175,830	$224,660	$556,296	$371,140
Dividends earned on investments held in Trust Account	$2,399,505	$2,639,785	$6,982,600	$3,559,148

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

The Company intends to hold an extraordinary general meeting of shareholders on November 13, 2026 to extend the expiration date of the Company for an additional 12 months, or until November 29, 2027.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since January 7, 2025 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $2,225,297, which consisted of dividends earned on investments held in the Trust Account of $2,399,505 and interest earned in the operating account of $1,622, partially offset by general and administrative costs of $175,830.

For the three months ended September 30, 2025, we had net income of $2,424,046, which consisted of interest earned in the operating account of $8,921 and dividends earned on investments held in the Trust Account of $2,639,785, partially offset by general and administrative costs of $224,660.

For the nine months ended September 30, 2026, we had net income of $6,435,561, which consisted of dividends earned on investments held in the Trust Account of $6,982,600 and interest earned in the operating account of $9,257, partially offset by general and administrative costs of $556,296.

For the period from January 7, 2025 (inception) through September 30, 2025, we had a net income of $3,200,487, which consisted of interest earned in the operating account of $12,479 and dividends earned on investments held in the Trust Account of $3,559,148, partially offset by general and administrative costs of $371,140.

Liquidity, Capital Resources and Going Concern

Our liquidity needs through September 30, 2026 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $253,000,000 was placed in the Trust Account. We incurred fees of $11,024,267 in the Initial Public Offering, consisting of $3,415,500 of cash underwriting fee, the Deferred Fee of $6,957,500 and $651,267 of other offering costs.

For the nine months ended September 30, 2026, cash used in operating activities was $448,581. Net income of $6,435,561 was affected by dividends earned on investments held in Trust Account of $6,982,600. Changes in operating assets and liabilities provided $98,458 of cash for operating activities.

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

As of September 30, 2026, we had marketable securities held in the Trust Account of $266,022,308 (including $13,022,308 of interest income earned to date). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2026, we had cash held outside of the Trust Account of $176,306 and a working capital surplus of $147,149. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of September 30, 2026, we did not have any borrowings under any Working Capital Loans.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on May 28, 2025, and until the completion of our Business Combination or liquidation, we reimburse the Sponsor $22,900 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and nine months ended September 30, 2026, $68,700 and $206,100 was incurred for these services, respectively, of which $137,400 was paid and $68,700 is included in accrued expenses on the accompanying condensed balance sheet. For the three months ended September 30, 2025 and for the period from January 7, 2025 (inception) through September 30, 2025, $68,700 and $91,600 was incurred for these services respectively, of which $22,900 was paid for these services.

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

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors, and officers have agreed that: (x) the Founder Shares shall be subject to a transfer restriction of the earlier of (i) one year after the completion of our initial Business Combination or earlier if, subsequent to our initial Business Combination, the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property, (y) the Private Placement Units (including their underlying securities) shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination and (z) any Units, Rights, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Rights were subject to transfer restriction for 180 days following the filing of the prospectus for the Initial Public Offering.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director Nominations

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board since we reported such procedures in the 2025 Annual Report.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

KOCHAV DEFENSE ACQUISITION CORP.

Date: November 9, 2026	By:	/s/ Menachem Shalom
	Name:	Menachem Shalom
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Asaf Yarkoni
	Name:	Asaf Yarkoni
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)